Form 10-K
period 2008-12-31
MLMT 2008-C1
filed 2009-03-27
CIK 1432961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-142235-06

Merrill Lynch Mortgage Trust 2008-C1
(Exact Name of Issuing Entity as Specified in Its Charter)

Merrill Lynch Mortgage Investors, Inc.
(Exact Name of Registrant/Depositor as Specified in Its Charter)

Bank of America, National Association, Dexia Real Estate Capital Markets,
Merrill Lynch Mortgage Lending, Inc., PNC Bank, National Association,
General Electric Capital Corporation and Capmark Finance Inc.
(Exact Name of Sponsors as Specified in Their Charters)

Delaware	13-3416059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 World Financial Center, 16th Floor, 250 Vesey Street, New York, NY 10080
(Address of Registrant's Principal Executive Offices)

Registrant's telephone number, including area code  (980) 386-8509

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

* * * *

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted. The issuing entity does not have any executive officers or directors.

Item 11. Executive Compensation.
Omitted. The issuing entity does not have any executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted. The issuing entity does not have any executive officers or directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted. The issuing entity does not have any executive officers or directors.

Item 14. Principal Accounting Fees and Services.
Omitted.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
With respect to the Farallon Portfolio mortgage loan, based on financial information provided by the Farallon Portfolio mortgage loan borrower, the net operating income for the mortgaged real properties that secure the Farallon Portfolio mortgage loan and the other mortgage loans that are part of the loan combination secured by the Farallon Portfolio was $150,962,391 for the fiscal year ending December 31, 2008.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
None.

Item 1117 of Regulation AB. Legal Proceedings
The registrant has no knowledge of any pending legal proceedings with respect to any of the parties specified in Item 1117, or of the property of any such party, that is material to security holders.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions

On January 1, 2009, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated September 15, 2008, and as amended by Amendment No. 1, dated October 21, 2008, between Bank of America Corporation (“Bank of America”) and Merrill Lynch & Co., Inc. (“Merrill Lynch”),  a wholly-owned subsidiary of Bank of America consummated its merger with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and as a subsidiary of Bank of America (the “Merger”).

Following the Merger, all of the direct and indirect subsidiaries of Merrill Lynch have become indirect subsidiaries of Bank of America with the result that:

•
Merrill Lynch Mortgage Investors, Inc., the depositor, is affiliated with the following parties:  (i) Merrill Lynch Mortgage Lending, Inc., a sponsor and mortgage loan seller, (ii) Bank of America, National Association, a sponsor, a mortgage loan seller, a master servicer and the certificate administrator, (iii) Merrill Lynch, Pierce, Fenner & Smith Incorporated, one of the underwriters, and (iv) Banc of America Securities LLC, one of the underwriters.

•
Merrill Lynch Mortgage Lending, Inc., a sponsor and mortgage loan seller, is affiliated with the following parties:  (i) Merrill Lynch Mortgage Investors, Inc., the depositor, (ii) Bank of America, National Association, a sponsor, a mortgage loan seller, a master servicer and the certificate administrator, (iii) Merrill Lynch, Pierce, Fenner & Smith Incorporated, one of the underwriters, and (iv) Banc of America Securities LLC, one of the underwriters.

•
Bank of America, National Association, a sponsor, a mortgage loan seller, a master servicer and the certificate administrator, is affiliated with the following parties: (i) Merrill Lynch Mortgage Investors, Inc., the depositor, (ii) Merrill Lynch Mortgage Lending, Inc., a sponsor and mortgage loan seller, (iii) Merrill Lynch, Pierce, Fenner & Smith Incorporated, one of the underwriters, and (iv) Banc of America Securities LLC, one of the underwriters.

Bank of America, National Association is the successor by merger to LaSalle Bank National Association and, as such successor, has become the certificate administrator.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibit (33) and (34)

Material Instances of Noncompliance with Applicable Servicing Criteria

The below-identified reports on assessment of compliance with servicing criteria for asset-backed securities firms describe material instances of non-compliance.

(a)	Bank of America, National Association:

The report on assessment of compliance with servicing criteria for 2008 prepared by Bank of America, National Association (“Bank of America”), as successor by merger to LaSalle Bank National Association, and attached as Exhibit 33(d)to this report on Form 10-K describes in Appendix B thereto the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”

Bank of America states that the conclusion that the investor reporting errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.  Bank of America further states that appropriate measures have been taken to minimize the risk of such errors.

                Further, Bank of America states that with respect to the specific pool assets and asset-backed securities related to the investor reporting errors, it does not believe that the errors had any material impact or effect on pool asset performance, servicing of the pool assets or payments.

(b)	Wells Fargo Bank, National Association:

The report on assessment of compliance with servicing criteria for 2008 prepared by Wells Fargo Bank, National Association and attached as Exhibit 33(g) to this report on Form 10-K describes the following material instance of noncompliance:

"Our assessment of compliance disclosed the following material noncompliance with servicing criterion 1122(d)(4)(i):

With respect to certain commercial mortgage loans, the Company either (i) made disbursements to the applicable obligor from reserve accounts that the obligor had no right to receive under the pool asset documents or (ii) allocated monthly cash flow from the mortgaged property among reserve accounts in an order that differed from that provided in the applicable pool asset documents.  These actions resulted in shortfalls in certain reserve accounts.

Management’s Discussion and Remediation Actions:
With respect to a cross-collateralized group of these commercial mortgage loans, the Company’s actions were due in part to an error in the mortgage loan documents, and with respect to another one of these commercial mortgage loans, the Company’s actions followed the practices of the interim servicer.  The Company has tightened its procedures for managing reserve accounts in order to reduce the possibility of similar occurrences in the future.”

(c)	First American Real Estate Tax Service LLC:

The report on assessment of compliance with servicing criteria for 2008 prepared by First American Real Estate Tax Service LLC and attached as Exhibit 33(l) to this report on Form 10-K describes the following material instance of noncompliance with respect to servicing criterion 1122(d)(2)(vii)(D):

“Specifically, account reconciliations related to bank accounts contained reconciling items which were not resolved within ninety (90) calendar days of their original identification.”

Item 1123 of Regulation AB. Servicer Compliance Statement.
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this annual report on Form 10-K:
    (1) Not applicable.
    (2) Not applicable.
    (3) The exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.

Exhibit Number	Description
31(ii)	Rule 13a-14(d)/15d-14(d) Certifications
33(a)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer No.1 and as Master Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

33(b)
Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Master Servicer No. 2 and Special Servicer and as Special Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer No. 3
33(d)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and Custodian, and as Trustee with respect to a mortgage loan that is pari passu with the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement and as Trustee and Custodian with respect to a mortgage loan that is pari passu with the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

33(e)
Report on assessment of compliance with servicing criteria for asset-backed securities, KeyCorp Real Estate Capital Markets, Inc., as Master Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement and as Primary Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

33(f)
Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners Inc., as Special Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement

33(g)
Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Master Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Paying Agent, Certificate Registrar, and Authenticating Agent with respect to a mortgage loan that is pari passu with the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement and as Trustee with respect to a mortgage loan that is pari passu with the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
33(i)
Report on assessment of compliance with servicing criteria for asset-backed securities, Centerline Servicing Inc., as Special Servicer  with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

33(j)	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Trustee
33(k)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
33(l)
Report on assessment of compliance with servicing criteria for asset-backed securities, First American Real Tax Services LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3

33(m)	Report on assessment of compliance with servicing criteria for asset-backed securities, Zenta, LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3
34(a)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer No.1 and as Master Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

34(b)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities,  Midland Loan Services, Inc., as Master Servicer No. 2 and Special Servicer and as Special Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer No. 3
34(d)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and Custodian, and as Trustee with respect to a mortgage loan that is pari passu with the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement and as Trustee and Custodian with respect to a mortgage loan that is pari passu with the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

34(e)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyCorp Real Estate Capital Markets, Inc., as Master Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement and as Primary Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

34(f)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners Inc., as Special Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement

34(g)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Master Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Paying Agent, Certificate Registrar, and Authenticating Agent with respect to a mortgage loan that is pari passu with the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement and as Trustee with respect to a mortgage loan that is pari passu with the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
34(i)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Centerline Servicing Inc., as Special Servicer  with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

34(j)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Trustee
34(k)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
34(l)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services Inc., as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3

34(m)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Zenta, LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3

35(a)	Servicer compliance statement, Bank of America, National Association, as Master Servicer No.1
35(b)	Servicer compliance statement, Midland Loan Services, Inc., as Master Servicer No. 2 and as Special Servicer
35(c)	Servicer compliance statement, Wachovia Bank, National Association, as Master Servicer No. 3
35(d)	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator
35(e)
Servicer compliance statement, KeyCorp Real Estate Capital Markets, Inc., as Master Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement and as Primary Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

35(f)
Servicer compliance statement, LNR Partners, Inc., as Special Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement

35(g)	Servicer compliance statement, Wells Fargo Bank, National Association as Master Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement
35(h)
Servicer compliance statement, Bank of America, National Association, as Master Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

35(i)	Servicer compliance statement, Midland Loan Services, Inc., as Special Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
35(j)	Servicer compliance statement, Capmark Finance, Inc., as a Primary Servicer

(b) The exhibits required by Item 601 of Regulation S-K are filed as noted under subparagraph (a)(3) above.
(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merrill Lynch Mortgage Investors, Inc.,
(as Depositor for Merrill Lynch Mortgage Trust 2008-C1)

/s/ Peter Cookson
By: Peter Cookson
Title: Executive Vice President and Chief Officer in Charge of Commercial Mortgage Securitization

March 27, 2009

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a)	(1) No annual report is provided to the certificateholders.
(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificateholders with respect to any annual or other meeting of certificateholders.

EXHIBIT INDEX

Exhibit Number	Description
31(ii)	Rule 13a-14(d)/15d-14(d) Certifications
33(a)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer No.1 and as Master Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

33(b)
Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Master Servicer No. 2 and Special Servicer and as Special Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer No. 3
33(d)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and Custodian, and as Trustee with respect to a mortgage loan that is pari passu with the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement and as Trustee and Custodian with respect to a mortgage loan that is pari passu with the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

33(e)
Report on assessment of compliance with servicing criteria for asset-backed securities, KeyCorp Real Estate Capital Markets, Inc., as Master Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement and as Primary Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

33(f)
Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners Inc., as Special Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement

33(g)
Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Master Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Paying Agent, Certificate Registrar, and Authenticating Agent with respect to a mortgage loan that is pari passu with the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement and as Trustee with respect to a mortgage loan that is pari passu with the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
33(i)
Report on assessment of compliance with servicing criteria for asset-backed securities, Centerline Servicing Inc., as Special Servicer  with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

33(j)	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Trustee
33(k)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
33(l)
Report on assessment of compliance with servicing criteria for asset-backed securities, First American Real Tax Services LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3

33(m)	Report on assessment of compliance with servicing criteria for asset-backed securities, Zenta, LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3
34(a)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer No.1 and as Master Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

34(b)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities,  Midland Loan Services, Inc., as Master Servicer No. 2 and Special Servicer and as Special Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer No. 3
34(d)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and Custodian, and as Trustee with respect to a mortgage loan that is pari passu with the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement and as Trustee and Custodian with respect to a mortgage loan that is pari passu with the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

34(e)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyCorp Real Estate Capital Markets, Inc., as Master Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement and as Primary Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

34(f)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners Inc., as Special Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement

34(g)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Master Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Paying Agent, Certificate Registrar, and Authenticating Agent with respect to a mortgage loan that is pari passu with the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement and as Trustee with respect to a mortgage loan that is pari passu with the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
34(i)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Centerline Servicing Inc., as Special Servicer  with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

34(j)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Trustee
34(k)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
34(l)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services Inc., as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3

34(m)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Zenta, LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3

35(a)	Servicer compliance statement, Bank of America, National Association, as Master Servicer No.1
35(b)	Servicer compliance statement, Midland Loan Services, Inc., as Master Servicer No. 2 and as Special Servicer
35(c)	Servicer compliance statement, Wachovia Bank, National Association, as Master Servicer No. 3
35(d)	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator
35(e)
Servicer compliance statement, KeyCorp Real Estate Capital Markets, Inc., as Master Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement and as Primary Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

35(f)
Servicer compliance statement, LNR Partners, Inc., as Special Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement

35(g)	Servicer compliance statement, Wells Fargo Bank, National Association as Master Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement
35(h)
Servicer compliance statement, Bank of America, National Association, as Master Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

35(i)	Servicer compliance statement, Midland Loan Services, Inc., as Special Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
35(j)	Servicer compliance statement, Capmark Finance, Inc., as a Primary Servicer