Form 10-K/A
period 2008-12-31
MLMT 2008-C1
filed 2009-05-05
CIK 1432961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

* * * *

EXPLANATORY NOTE

This Form 10-K/A is being filed solely for the purpose of deleting the report on assessment of compliance with servicing criteria for asset-backed securities provided by First American Real Estate Tax Services LLC, as a Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3 and listed as Exhibit 33(l) of the Exhibit List under Item 15(a)(3) of Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for Merrill Lynch Mortgage Investors, Inc’s. Merrill Lynch Mortgage Trust 2008-C1 (the “Original Form 10-K”) and replacing it with the correct report on assessment of compliance with servicing criteria for asset-backed securities provided by First American Commercial Real Estate Services, Inc.

As a result of this correction, Item 1122 of Regulation AB in Part III of the Original Form 10-K is also being restated to delete the material instance of noncompliance with Applicable Servicing Criteria of First American Real Estate Tax Services LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3.

Except as specifically set forth herein, this Form 10-K/A does not amend or update the Original Form 10-K.

PART III

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

PART IV

Exhibits marked with an asterisk (*) were filed with the Original Form 10-K.  Only Exhibit 31(ii), a new Rule 13a-14(d) and Rule 15d-14(d) Certification, and Exhibit 33(l), the correct report on assessment of compliance with servicing criteria for asset-backed securities of First American Commercial Real Estate Services, Inc., as a Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3 are filed with this Form 10-K/A.

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this annual report on Form 10-K:
    (1) Not applicable.
    (2) Not applicable.
    (3) The exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.

Exhibit Number	Description
31(ii)	Rule 13a-14(d)/15d-14(d) Certifications
33(a)*
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer No.1 and as Master Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

33(b)*
Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Master Servicer No. 2 and Special Servicer and as Special Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

33(c)*	Report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer No. 3
33(d)*
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

33(e)*
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

33(f)*
Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners Inc., as Special Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement

33(g)*
Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Master Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

33(h)*	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Paying Agent, Certificate Registrar, and Authenticating Agent with respect to a mortgage loan that is pari passu with the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement and as Trustee with respect to a mortgage loan that is pari passu with the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
33(i)*
Report on assessment of compliance with servicing criteria for asset-backed securities, Centerline Servicing Inc., as Special Servicer  with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

33(j)*	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Trustee
33(k)*	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
33(l)
Report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc., as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3

33(m)*	Report on assessment of compliance with servicing criteria for asset-backed securities, Zenta, LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3
34(a)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer No.1 and as Master Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

34(b)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities,  Midland Loan Services, Inc., as Master Servicer No. 2 and Special Servicer and as Special Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

34(c)*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer No. 3
34(d)*
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

34(e)*
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

34(f)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners Inc., as Special Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement

34(g)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Master Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

34(h)*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Paying Agent, Certificate Registrar, and Authenticating Agent with respect to a mortgage loan that is pari passu with the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement and as Trustee with respect to a mortgage loan that is pari passu with the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
34(i)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Centerline Servicing Inc., as Special Servicer  with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

34(j)*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Trustee
34(k)*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
34(l)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services Inc., as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3

34(m)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Zenta, LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3

35(a)*	Servicer compliance statement, Bank of America, National Association, as Master Servicer No.1
35(b)*	Servicer compliance statement, Midland Loan Services, Inc., as Master Servicer No. 2 and as Special Servicer
35(c)*	Servicer compliance statement, Wachovia Bank, National Association, as Master Servicer No. 3
35(d)*	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator
35(e)*
Servicer compliance statement, KeyCorp Real Estate Capital Markets, Inc., as Master Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement and as Primary Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

35(f)*
Servicer compliance statement, LNR Partners, Inc., as Special Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement

35(g)*	Servicer compliance statement, Wells Fargo Bank, National Association as Master Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement
35(h)*
Servicer compliance statement, Bank of America, National Association, as Master Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

35(i)*	Servicer compliance statement, Midland Loan Services, Inc., as Special Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
35(j)*	Servicer compliance statement, Capmark Finance, Inc., as a Primary Servicer

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

May 5, 2009

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

EXHIBIT INDEX

Exhibits marked with an asterisk (*) were filed with the Original Form 10-K.  Only Exhibit 31(ii), a new Rule 13a-14(d) and Rule 15d-14(d) Certification, and Exhibit 33(l), the correct report on assessment of compliance with servicing criteria for asset-backed securities of First American Commercial Real Estate Services, Inc., as a Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3 are filed with this Form 10-K/A.

Exhibit Number	Description
31(ii)	Rule 13a-14(d)/15d-14(d) Certifications
33(a)*
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer No.1 and as Master Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

33(b)*
Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Master Servicer No. 2 and Special Servicer and as Special Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

33(c)*	Report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer No. 3
33(d)*
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

33(e)*
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

33(f)*
Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners Inc., as Special Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement

33(g)*
Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Master Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

33(h)*	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Paying Agent, Certificate Registrar, and Authenticating Agent with respect to a mortgage loan that is pari passu with the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement and as Trustee with respect to a mortgage loan that is pari passu with the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
33(i)*
Report on assessment of compliance with servicing criteria for asset-backed securities, Centerline Servicing Inc., as Special Servicer  with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

33(j)*	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Trustee
33(k)*	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
33(l)
Report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc., as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3

33(m)*	Report on assessment of compliance with servicing criteria for asset-backed securities, Zenta, LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3
34(a)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer No.1 and as Master Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

34(b)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities,  Midland Loan Services, Inc., as Master Servicer No. 2 and Special Servicer and as Special Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

34(c)*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer No. 3
34(d)*
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

34(e)*
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

34(f)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners Inc., as Special Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement

34(g)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Master Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

34(h)*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Paying Agent, Certificate Registrar, and Authenticating Agent with respect to a mortgage loan that is pari passu with the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement and as Trustee with respect to a mortgage loan that is pari passu with the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
34(i)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Centerline Servicing Inc., as Special Servicer  with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

34(j)*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Trustee
34(k)*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
34(l)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services Inc., as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3

34(m)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Zenta, LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer No. 3

35(a)*	Servicer compliance statement, Bank of America, National Association, as Master Servicer No.1
35(b)*	Servicer compliance statement, Midland Loan Services, Inc., as Master Servicer No. 2 and as Special Servicer
35(c)*	Servicer compliance statement, Wachovia Bank, National Association, as Master Servicer No. 3
35(d)*	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator
35(e)*
Servicer compliance statement, KeyCorp Real Estate Capital Markets, Inc., as Master Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement and as Primary Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement

35(f)*
Servicer compliance statement, LNR Partners, Inc., as Special Servicer with respect to the Farallon Portfolio mortgage loan under the ML-CFC Commercial Mortgage Trust 2007-8 Pooling and Servicing Agreement

35(g)*	Servicer compliance statement, Wells Fargo Bank, National Association as Master Servicer with respect to the Apple Hotel Portfolio mortgage loan under the Morgan Stanley Capital I Trust 2008-TOP29 Pooling and Servicing Agreement
35(h)*
Servicer compliance statement, Bank of America, National Association, as Master Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement

35(i)*	Servicer compliance statement, Midland Loan Services, Inc., as Special Servicer with respect to the Arundel Mills mortgage loan under the Banc of America Commercial Mortgage Trust 2007-4 Pooling and Servicing Agreement
35(j)*	Servicer compliance statement, Capmark Finance, Inc., as a Primary Servicer